Form 10QSB
period 2000-09-30
LEGENDS ENTERPRISES INC
filed 2000-11-14
CIK 1125223

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2000

                        Commission File Number: 000-31677



                            LEGENDS ENTERPRISES, INC.
        (Exact name of small business issuer as specified in its charter)



                                     Oregon
         (State or other jurisdiction of incorporation or organization)

                                   93-1179335
                        (IRS Employer Identification No.)

                              18848 SE Highway 212
                                Clackamas, Oregon
                    (Address of principal executive offices)

                                      97015
                                   (Zip Code)

                                 (503) 658-7994
                           (Issuer's Telephone Number)


              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 2000, was 500,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

                  The unaudited financial statements for the nine month period ended September 30, 2000, are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. The Company generated no revenues during the nine month period ended September 30, 2000. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

                  In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

Plan of Operation

         The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. As of the date of this report, management of the Company has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement between the Company and any third party relevant thereto. In the event the Company does enter into an agreement with such a third party, the Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

                  The Company has no full time employees. The Company's President and Secretary/Treasurer have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

                  Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

Liquidity and Capital Resources

                  The Company presently has nominal cash or cash equivalents. Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

                  The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS - NONE

ITEM 2.           CHANGES IN SECURITIES - NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.



                            LEGENDS ENTERPRISES, INC.
                       (formerly Legends Diagnostic, Inc.)
                          (a development stage company)


                                  BALANCE SHEET

                                     ASSETS

                                                            September 30,  December 31,
                                                                2000           1999
                                                             -----------   -----------
                                                             (unaudited)
Cash                                                           $       -    $       -
                                                               ---------    ---------

               Total assets                                    $       -    $       -
                                                               =========    =========


                              STOCKHOLDERS' EQUITY

Stockholders' equity:
   Common stock, $.001 par value
      100,000,000 shares authorized
      500,000 shares issued and outstanding                    $     500    $     500
   Preferred stock, no par value
      25,000,000 shares authorized
      no shares issued and outstanding                                 -            -
   Deficit accumulated during the development stage
                                                               ---------    ---------
                                                                    (500)        (500)
                                                               ---------    ---------

               Total stockholders' equity

                                                                       -            -
                                                               ---------    ---------

               Total liabilities and stockholders' equity      $       -    $       -
                                                               =========    =========













                        See notes to financial statements





                            LEGENDS ENTERPRISES, INC.
                       (formerly Legends Diagnostic, Inc.)
                          (a development stage company)


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Nine Month Period     June 21, 1995
                                              Ended September 30,    (inception)
                                              ------------------       through
                                                2000      1999    September 30, 2000
                                              --------  --------  ------------------
Revenues                                      $      -  $      -  $                -

Selling, general and administrative
                                                     -         -                (500)
                                              --------  --------  ------------------

Net loss                                      $      -  $      -  $             (500)
                                              ========  ========  ==================


Basic loss per share                          $    .00  $    .00  $              .00
                                              ========  ========  ==================

Weighted average common shares outstanding     500,000   500,000             500,000
                                              ========  ========  ==================


                        See notes to financial statements


                            LEGENDS ENTERPRISES, INC.
                       (formerly Legends Diagnostic, Inc.)
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three month period
                                                  Ended September 30,
                                                  --------------------
                                                     2000      1999
                                                  ---------  ---------
Revenues                                          $       -  $       -

Selling, general and administrative expenses              -          -
                                                  ---------  ---------
Net loss                                          $       -  $       -
                                                  =========  =========


Basic loss per share                              $     .00  $     .00
                                                  =========  =========

Weighted average common shares outstanding          500,000    500,000
                                                  =========  =========






















                        See notes to financial statements



                            LEGENDS ENTERPRISES, INC.
                       (formerly Legends Diagnostic, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Nine Month Period     June 21,1995
                                                      Ended September 30,    (inception)
                                                      ------------------       through
                                                        2000      1999    September 30, 2000
                                                      --------  --------  ------------------
Net loss                                              $      -  $      -  $             (500)
                                                      --------  --------  ------------------
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Issuance of common stock for cash advances             -         -                 500
                                                      --------  --------  ------------------

               Net cash used in operating activities         -         -                   -
                                                      --------  --------  ------------------
Net increase (decrease) in cash                              -         -                   -

Cash, beginning of period                                    -         -                   -
                                                      --------  --------  ------------------
Cash, end of period                                   $      -  $      -  $                -
                                                      ========  ========  ==================



















                        See notes to financial statements

                            LEGENDS ENTERPRISES, INC.
                       (formerly Legends Diagnostic, Inc.)
                          (a development stage company)


                     Notes To Unaudited Financial Statements
                               September 30, 2000

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim periods ended September 30, 2000 were taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results expected for the year ended December 31, 2000.

Note 2 - Financial Statements

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's audited financial statement for the fiscal year ended December 31, 1999 included in its Form 10-SB Registration Statement as filed with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LEGENDS ENTERPRISES, INC.
                                        (Registrant)

                                        Dated:  November 14, 2000



                                        By:  s/Tia C. Fernandez
                                           --------------------------------
                                           Tia C. Fernandez,
                                           Secretary/Treasurer

                            LEGENDS ENTERPRISES, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................12