Form 10QSB
period 2001-03-31
LEGENDS ENTERPRISES INC
filed 2001-05-15
CIK 1125223

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2001

                         Commission File Number: 0-31677



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




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ___ Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2001, was 500,000 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 2001, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. The Company generated no revenues during the three month period ended March 31, 2001. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

Plan of Operation

     Legends Enterprises, Inc. ("we," "our," or "the Company") intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. As of the date of this report, our management has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement with any third party relevant thereto. In the event we do enter into an agreement with such a third party, our Board of Directors intends to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     We have no full time employees. Our President and Secretary have agreed to allocate a portion of their time to our business, without compensation. These officers anticipate that our business plan can be implemented by their devoting approximately 20 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

     Because we presently have nominal overhead or other material financial obligations, we believe that our short term cash requirements can be satisfied by our management injecting whatever amounts of cash to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to us through any means.

Subsequent Event

     Effective May 1, 2001, we entered into a letter of intent with World Markets Group, Inc., a Delaware corporation based in California ("WMG"), whereby all of our issued and outstanding common shares would be exchanged for 649,485 shares of common stock of WMG, representing 3% of WMG's issued and outstanding common stock, plus we would receive $100,000 in cash. This proposed transaction, if it closes, would be effected pursuant to Rule 12(g)3(a) of the Securities Exchange Act of 1934, as amended. However, there can be no assurances that this proposed transaction will be successfully consummated.

     WMG is an Internet Service Provider/Application Service Provider focused on the broadband interactive market, with emphasis on development of new broadband technologies and interactive platforms. WMG is primarily focused on business to business (B2B) and consumer to business (B2C) markets and is a media and content aggregator with strategic alliances with technology giants such as Oracle, Dell, Compaq, Conexant, Intel and many others, and is also engaged in the development of new applications in the 3D virtual reality and entertainment interactive, streaming market. WMG also is engaged in arranging financing for promising technology companies. In the applicable letter of intent, WMG has represents and warranted that its unaudited balance sheet of March 31, 2001, will reflect total assets of approximately $7.8 million and net equity of approximately $3.4 million.

Liquidity and Capital Resources

     We presently have nominal cash or cash equivalents. Because we are not required to pay rent or salaries to any of our officers or directors, we believe that we have sufficient funds to continue operations through the foreseeable future.

     Our securities are currently not liquid. There are no market makers in our securities and it is not anticipated that any market will develop in our securities until such time as we successfully implement our business plan of engaging in a business opportunity, either by merger or acquisition of assets. We presently have no liquid financial resources to offer such a candidate and must rely upon an exchange of our stock to complete such a merger or acquisition.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K - none.

                            LEGENDS ENTERPRISES, INC.
                       (formerly Legends Diagnostic, Inc.)
                          (a development stage company)


                                 BALANCE SHEETS


                                     ASSETS

                                                      March 31,   December 31,
                                                        2001          2000
                                                     -----------  -----------
                                                     (unaudited)

Cash                                                 $         -  $         -
                                                     -----------  -----------

        Total assets                                 $         -  $         -
                                                     ===========  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accrued expenses                                  $     2,098  $     9,031
                                                     -----------  -----------

        Total liabilities                                  2,098        9,031
                                                     -----------  -----------

Stockholders' equity:
   Preferred stock, no par value
      25,000,000 shares authorized
      no shares issued and outstanding                         -            -
   Common stock, $.001 par value
      100,000,000 shares authorized
      500,000 shares issued and outstanding                  500          500
   Additional paid-in capital                              8,500        1,000
   Deficit accumulated during the development stage      (11,098)     (10,581)
                                                     -----------   ----------

        Total stockholders' equity                        (2,098)      (9,031)
                                                     -----------   ----------

        Total liabilities and stockholders' equity   $         -   $        -
                                                     ===========   ==========







                        See notes to financial statements

                            LEGENDS ENTERPRISES, INC.
                       (formerly Legends Diagnostic, Inc.)
                          (a development stage company)


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                            Three-month period   June 21, 1995
                                              ended March 31,     (inception)
                                            -------------------     through
                                              2001       2000    March 31, 2001
                                            --------  ---------  --------------

Revenues                                    $      -  $      -   $            -

Selling, general and administrative              567      2,508          11,098
                                            --------  ---------  --------------

Net loss                                    $   (567) $  (2,508) $      (11,098)
                                            ========  =========  ==============


Basic loss per share                        $    .00  $     .00  $          .00
                                            ========  =========  ==============

Weighted average common shares outstanding   500,000    500,000         500,000
                                            ========  =========  ==============






















                        See notes to financial statements



                            LEGENDS ENTERPRISES, INC.
                       (formerly Legends Diagnostic, Inc.)
                          (a development stage company)


                       STATEMENT OF STOCKHOLDERS' DEFICIT



                                                                                 Deficit
                                                                               Accumulated
                                              Number of            Additional   During the
                                                Shares     Common    paid-in    Development
                                             Common Stock   Stock    capital      Stage       Total
                                             ------------  ------  ----------  ------------  -------
Balance at January 17, 1995 (inception)                 -  $    -  $        -  $          -  $     -

Stock issued for cash advances made on
   behalf of the Company at $.001 per share       500,000     500           -             -      500

Net loss                                                -       -           -          (500)    (500)
                                             ------------  ------  ----------  ------------  -------

Balance at December 31, 1995                      500,000     500           -          (500)       -

Net loss                                                -       -           -             -        -
                                             ------------  ------  ----------  ------------  -------

Balance at December 31, 1996, 1997,
   1998, and 1999                                 500,000     500           -          (500)       -

Administrative expenses paid by officer                 -       -       1,000             -    1,000

Net loss                                                -       -           -       (10,031) (10,031)
                                             ------------  ------  ----------  ------------  -------

Balance at December 31, 2000                      500,000     500       1,000       (10,531)  (9,031)

Administrative expenses paid
   by officer (unaudited)                               -       -       7,500             -    7,500

Net loss (unaudited)                                    -       -           -          (567)    (567)
                                             ------------  ------  ----------  ------------  -------

Balance at March 31, 2001 (unaudited)             500,000  $  500  $    8,500  $    (11,098) $(2,098)
                                             ============  ======  ==========  ============  =======








                        See notes to financial statements



                            LEGENDS ENTERPRISES, INC.
                       (formerly Legends Diagnostic, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                Three-Month period  January 17, 1995
                                                   ended March 31,     (inception)
                                                  ----------------       through
                                                    2001     2000     March 31, 2001
                                                  -------  -------    --------------
Net loss                                          $  (567) $     -    $      (11,098)
                                                  -------  -------    --------------
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Increase (decrease) in accrued expenses      (6,933)       -             2,098
      Administrative expenses paid by officer       7,500        -             8,500
      Issuance of common stock for cash advances        -        -               500
                                                  -------  -------    --------------

          Total adjustments                           567        -            11,098

          Net cash used in operating activities                  -                 -
                                                  -------  -------    --------------

Net increase (decrease) in cash                         -        -                 -

Cash, beginning of period                               -        -                 -
                                                  -------  -------    --------------

Cash, end of period                               $     -  $     -    $            -
                                                  =======  =======    ==============

















                        See notes to financial statements

                            LEGENDS ENTERPRISES, INC.
                       (formerly Legends Diagnostic, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2001


1.   Unaudited interim financial statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

     These statements should be read in conjunction with the financial statements of Legends Enterprises, Inc. and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

          Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

          Basic loss per common share

     Basic loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share amounts are not presented because they are anti-dilutive.

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

                                       LEGENDS ENTERPRISES, INC.
                                       (Registrant)

                                       Dated:  May 15, 2001



                                       By:  s/Tom Bolera
                                          ---------------------------------
                                          Tom Bolera, President