Form 10QSB
period 2001-06-30
LEGENDS ENTERPRISES INC
filed 2001-08-14
CIK 1125223

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2001, was 500,000 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 2001, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. The Company generated no revenues during the six month period ended June 30, 2001. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

     As reported in our Form 10-QSB for the quarter ended March 31, 2001, effective May 1, 2001, we entered into a letter of intent with World Markets Group, Inc., a Delaware corporation based in California ("WMG"), whereby all of our issued and outstanding common shares would be exchanged for 649,485 shares of common stock of WMG, representing 3% of WMG's issued and outstanding common stock, plus we would receive $100,000 in cash. This proposed transaction was not consummated, and management continues to seek potential merger or acquisition candidates to accomplish our business objective.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K - none.

                            LEGENDS ENTERPRISES, INC.
                       (formerly Legends Diagnostic, Inc.)
                          (a development stage company)


                                 BALANCE SHEETS


                                     ASSETS

                                                        June 30,   December 31,
                                                          2001         2000
                                                       ----------  ------------
                                                       (unaudited)

Cash                                                            -  $          -
                                                       ----------  ------------

      Total assets                                              -  $          -
                                                       ==========  ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Accrued expenses                                    $    3,535  $      9,031
                                                       ----------  ------------

      Total liabilities                                     3,535         9,031
                                                       ----------  ------------

Stockholders' deficit:
   Preferred stock, no par value
      25,000,000 shares authorized
      no shares issued and outstanding                          -             -
   Common stock, $.001 par value
      100,000,000 shares authorized
      500,000 shares issued and outstanding                   500           500
   Additional paid-in capital                               9,500         1,000
   Deficit accumulated during the development stage       (13,535)      (10,581)
                                                       ----------  ------------

      Total stockholders' deficit                          (3,535)       (9,031)
                                                       ----------  ------------

      Total liabilities and stockholders' deficit      $        -  $          -
                                                       ==========  ============







                        See notes to financial statements

                            LEGENDS ENTERPRISES, INC.
                       (formerly Legends Diagnostic, Inc.)
                          (a development stage company)


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                            Six-month period    June 21, 1995
                                             ended June 30,      (inception)
                                            -----------------      through
                                              2001      2000    June 30, 2001
                                            -------   -------   -------------

Revenues                                    $     -   $     -   $           -

Selling, general and administrative           3,004     5,016          13,535
                                            -------   -------   -------------

Net loss                                    $(3,004)  $(5,016)  $     (13,535)
                                            =======   =======   =============


Basic loss per share                        $   .00   $   .00   $         .00
                                            =======   =======   =============

Weighted average common shares outstanding  500,000   500,000         500,000
                                            =======   =======   =============






















                        See notes to financial statements

                            LEGENDS ENTERPRISES, INC.
                       (formerly Legends Diagnostic, Inc.)
                          (a development stage company)


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                     Three-month period
                                                       ended June 30,
                                                 ---------------------------
                                                    2001             2000
                                                 ----------       ----------

Revenues                                         $        -       $        -

Selling, general and administrative                   2,437            2,508
                                                 ----------       ----------

Net loss                                         $   (2,437)      $   (2,508)
                                                 ==========       ==========


Basic loss per share                             $      .00       $      .00
                                                 ==========       ==========

Weighted average common shares outstanding          500,000          500,000
                                                 ==========       ==========






















                        See notes to financial statements



                            LEGENDS ENTERPRISES, INC.
                       (formerly Legends Diagnostic, Inc.)
                          (a development stage company)


                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)


                                                                               Deficit
                                                                             Accumulated
                                            Number of            Additional   During the
                                              Shares     Common    paid-in   Development
                                           Common Stock   Stock    capital      Stage       Total
                                           ------------  ------  ----------  -----------   --------
Balance at June 21, 1995 (inception)                  -  $    -  $        -  $         -   $      -

Stock issued for cash advances made on
   behalf of the Company at $.001 per share     500,000     500           -            -        500

Net loss                                              -       -           -         (500)      (500)
                                              ---------  ------  ----------  -----------   --------

Balance at December 31, 1995                    500,000     500           -         (500)         -

Net loss                                              -       -           -            -          -
                                              ---------  ------  ----------  -----------   --------

Balance at December 31, 1996, 1997,
   1998, and 1999                               500,000     500           -         (500)         -

Administrative expenses paid by officer               -       -       1,000            -      1,000

Net loss                                              -       -           -      (10,031)   (10,031)
                                              ---------  ------  ----------  -----------   --------

Balance at December 31, 2000                    500,000     500       1,000      (10,531)    (9,031)

Administrative expenses paid
   by officer (unaudited)                             -       -       8,500            -      8,500

Net loss (unaudited)                                  -       -           -       (3,004)    (3,004)
                                              ---------  ------  ----------  -----------   --------

Balance at June 30, 2001 (unaudited)            500,000  $  500  $    9,500  $   (13,535)  $ (3,535)
                                              =========  ======  ==========  ===========   ========








                        See notes to financial statements

                            LEGENDS ENTERPRISES, INC.
                       (formerly Legends Diagnostic, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                               Six-month period   June 21, 1995
                                                ended June 30,     (inception)
                                               ----------------      through
                                                2001      2000    June 30, 2001
                                               -------  -------   -------------

Net loss                                       $(3,004) $(5,016)  $     (13,535)
                                               -------  -------   -------------
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Increase (decrease) in accrued expenses     (5,496)   4,016           3,535
    Administrative expenses paid by officer      8,500    1,000           9,500
    Issuance of common stock for cash advances       -        -             500
                                               -------  -------   -------------

       Total adjustments                          3004    5,016          13,535

       Net cash used in operating activities         -        -               -
                                               -------  -------   -------------

Net increase (decrease) in cash                      -        -               -

Cash, beginning of period                            -        -               -
                                               -------  -------   -------------

Cash, end of period                            $     -  $     -   $           -
                                               =======  =======   =============

















                        See notes to financial statements

                            LEGENDS ENTERPRISES, INC.
                       (formerly Legends Diagnostic, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2001


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


4.   Basis of presentation

     In the course of its development activities, the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis. In the longer term, it is hoped that revenues from the operations of the business or a merger candidate, if found, will sustain operations. The Company's ability to continue as a going concern is dependent on these additional management advances and, ultimately, upon achieving profitable operations through the business or a merger candidate.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LEGENDS ENTERPRISES, INC.
                                      (Registrant)

                                      Dated:  August 14, 2001



                                      By:   s/Thomas Bolera
                                         ---------------------------------
                                         Tom Bolera, President