Form 10QSB
period 2001-09-30
LEGENDS ENTERPRISES INC
filed 2002-09-18
CIK 1125223

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2001

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




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ____ No __X__.

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 10, 2002 was 500,000 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the nine month period ended September 30, 2001, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. We generated no revenues during the nine month period ended September 30, 2001. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a nonaffiliated entity or acquiring assets from the same.

     In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Plan of Operation

     We intend to seek to acquire assets or shares of an entity actively engaged in business, in exchange for our securities.

     As of the date of this report, we are in the final stages of negotiation and consummation of our acquisition of certain assets, including, but not limited to, patents, proprietary rights, trade names, manufacturing rights, certain test equipment, design information and intellectual property (hereinafter the "Assets"), all having to do with a AMicrowave Blood and Fluid Warmer and Blood Viral Inactivation@ previously developed by Mr. Kenneth Carr, Ph.D. (Hon). Included in the Assets is a medical apparatus

(ThermoStatJ900) for controlled extra corporeal in-line microwave warming of infused blood and intravenous fluids and an IV Fluid and Blood Warmer
Inactivation System. In consideration for these Assets, the Company will authorize the issuance of 4,400,000 shares of its "restricted" Common Stock (post forward split) and also assumed a promissory note in the principal amount of $176,000. These Assets are being acquired from John J. Mahoney, who will assume a management position with the Company in the event the proposed transaction does close. It is anticipated that Mr. Carr will also been retained as a consultant to us.

     As part of this transaction, we intend to undertake a forward split of our issued and outstanding common stock, whereby ten (10) shares of common stock will be issued in exchange for every one (1) share issued and outstanding. As of the date of this Report, there are 500,000 shares of our common stock issued and outstanding.

     If this asset acquisition is successfully closed, we will have accomplished our initial business objective as outlined in our Form 10-SB Registration Statement of acquiring assets or a business entity and our principal business plan will change. The Microwave In-Line Blood and Fluid Warmer (the ThermoStatJ900) was developed by Mr. Carr at a cost of more than $2,200,000. The blood and fluid- warming product acquired by us has already been FDA approved. This line of blood and fluid warming products is designed to improve the capability of medical practitioners to deliver blood and other fluids to the body. By warming the blood or fluid to optimal, precisely controlled temperatures these products are intended to protect against hypothermia in patients. Hypothermia is not only associated with morbid cardiac events, but also with the heightened risk of infection. Surgical wound infections have been found to be three times higher in hypothermic (temperatures below normal) patients. It is anticipated that the ThermoStatJ900 products will give the medical community a new technology to deal with these inherent risks.

     The ThermoStatJ900 products include sophisticated microwave hardware equipment as well as disposable components. Patents cover both hardware and the disposable parts. The different products in this group provide a range of flow volumes from very low flow applications (pediatrics) to high flow irrigation solutions. To the best of our knowledge, these extreme flow volumes are outside of the capabilities of any products on the market today. In addition to precisely controlling temperature, we believe that these devices will also have significant other advantages over all other competing products currently being marketed.

     The ultimate objective of the viral inactivation unit is to reduce a patient=s viral load (i.e., the amount of living virus in the body). When the viral load is greatly reduced any remaining virus in the body should either be able to be controlled by the body=s own immune system, or by anti-viral drugs. The World Health Organization estimates that over 2.2 billion people are infected with HepatitusB, HepatitusC or HIV. In addition, one of every six Americans is infected with genital Herpes virus. The development of a drug-free, safe and effective treatment for such diseases would have profound impact on patient quality of life worldwide.

     As of the date hereof, we have no full time employees. Our current officers have agreed to allocate a portion of their time to our activities, without compensation. They have devoted approximately 20 hours per month to our business affairs. If the Asset acquisition discussed above is successfully closed, it is anticipated that our current management will resign and be replaced by those persons included in our Information Statement previously filed with the SEC and incorporated herein by reference.

Liquidity and Capital Resources

     As of September 30, 2001, we had nominal cash or cash equivalents. Because we are not required to pay rent or salaries to any of our officers or directors, management believes that we had sufficient funds to continue operations through the foreseeable future.

     Our securities are currently not liquid. There are no market makers in our securities and it is not anticipated that any market will develop in our securities until such time as we successfully implements our business plan of engaging in a business opportunity, either by merger or acquisition of assets. As of September 30, 2001, we had no liquid financial resources to offer such a candidate and must rely upon an exchange of our stock to complete such a merger or acquisition.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - None

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the nine month period ended September 30, 2001.

                            LEGENDS ENTERPRISEES, INC
                          (a development stage company)
                                 BALANCE SHEETS

                                   - ASSETS -

                                                              September 30,  December 31,
                                                                  2001           2000
                                                              -------------  ------------
                                                               (Unaudited)
CASH AND CASH EQUIVALENTS                                     $          --  $         --
                                                              -------------  ------------
TOTAL  ASSETS                                                 $          --  $         --
                                                              =============  ============


               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -


CURRENT LIABILITIES:
    Accrued expenses                                          $       4,323  $      9,031
                                                              -------------  ------------
TOTAL CURRENT LIABILITIES                                             4,323         9,031

COMMITMENTS AND CONTINGENCIES (Notes 2)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 3):
     Preferred stock, no par value;
       25,000,000 shares authorized;
       -0- shares issued and outstanding                                 --            --
     Common  stock, par value $.001 per  share,
       100,000,000 shares authorized; and
       500,000 shares issued and outstanding, respectively              500           500
     Additional paid-in capital                                       9,500         1,000
     Deficit accumulated in the development stage                   (14,323)      (10,531)
                                                              -------------  ------------
                                                                     (4,323)       (9,031)
                                                              -------------  ------------
                                                              $          --  $         --
                                                              =============  ============


   The accompanying notes are an integral part of these financial statements.

                           LEGENDS ENTERPRISES, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                     Page 1 of 2

                                               Nine Months Ended    June 21, 1995
                                                  September 30,      (Inception)
                                            --------------------       Through
                                               2001       2000    September 30, 2001
                                            ---------  ---------  ------------------
REVENUES:                                   $    --    $    --    $               --

GENERAL AND ADMINISTRATIVE EXPENSES             3,792      7,524              14,323
                                            ---------  ---------  ------------------

LOSS BEFORE PROVISION FOR INCOME TAXES         (3,792)    (7,524)            (14,323)

     Provision for income taxes (Note 5)           --         --                  --
                                            ---------  ---------  ------------------

NET LOSS                                    $  (3,792) $  (7,524) $          (14,323)
                                            =========  =========  ==================

BASIC LOSS PER SHARE                        $   (0.01) $   (0.02) $            (0.03)
                                            =========  =========  ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    500,000    500,000             500,000
                                            =========  =========  ==================


   The accompanying notes are an integral part of these financial statements.

                           LEGENDS ENTERPRISES, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                     Page 2 of 2

                                               Three Months Ended
                                                  September 30,
                                             ----------------------
                                                2001        2000
                                             ---------    ---------
REVENUES:                                    $      --    $      --

GENERAL AND ADMINISTRATIVE EXPENSES                789        2,508
                                             ---------    ---------

LOSS BEFORE PROVISION FOR INCOME TAXES            (789)      (2,508)

     Provision for Income Taxes (Note 5)            --           --
                                             ---------    ---------

NET LOSS                                     $    (789)   $  (2,508)
                                             =========    =========

BASIC LOSS PER SHARE                         $      --    $   (0.01)
                                             =========    =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     500,000      500,000
                                             =========    =========


   The accompanying notes are an integral part of these financial statements.


                           LEGENDS ENTERPRISES, INC.
                         (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine Months Ended         June 21, 1995
                                                                 September 30,           (Inception)
                                                           ------------------------        Through
                                                               2001         2000      September 30, 2001
                                                           ------------  ----------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $    (3,792)  $   (7,524)  $         (14,323)
    Adjustments  to  reconcile  net  loss  to net
    cash  used  in  operating activities:
    Common stock issued for cash advances made on behalf
       of the Company                                               --           --                 500
    Changes in operating assets and liabilities:                    --           --                  --
       (Decrease) increase in accounts
         payable and accrued expenses                           (4,708)       6,524               4,323
                                                           ------------  ----------   -----------------
         Net cash used in operating activities                  (8,500)      (1,000)             (9,500)
                                                           ------------  -----------  -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Additional contributed capital                               8,500        1,000               9,500
                                                           -----------   ----------   -----------------
         Net cash provided by financing activities               8,500        1,000               9,500
                                                           -----------   ----------   -----------------

NET INCREASE (DECREASE) IN CASH                                     --           --                  --

    Cash, beginning of period                                       --           --                  --
                                                           -----------   ----------   -----------------

CASH, END OF PERIOD                                        $        --    $      --    $             --
                                                           ===========   ==========   =================

SUPPLEMENTAL CASH FLOW INFORMATION
    Income taxes paid                                               --           --                  --
    Interest paid                                                   --           --                  --


   The accompanying notes are an integral part of these financial statements.

                            LEGENDS ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)




NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION:

          Legends Enterprises, Inc. (a development stage company, the "Company") was incorporated on June 21, 1995 in the State of Oregon under the name of "Diagnostic, Inc." Effective August 17, 2000, the Company's articles of incorporation were amended to change the name to "Legends Enterprises, Inc." The Company was formed to engage in any lawful undertaking. Since inception, the Company has not generated any revenues.

          During the year ended December 31, 2000, the Company filed a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB, thereby registering its common stock under the Securities and Exchange Act of 1934, as amended ("34 Act").

          In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The financial statements of the Company as of December 31, 2000 and for the period from June 21, 1995 (Inception) to December 31, 2000 were audited by other auditors whose report dated March 14, 2001, expressed an unqualified opinion on those statements.

          The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

          The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2000, which is incorporated herein by reference. Certain notes included in Form 10-KSB have been condensed or omitted from this report in accordance with the rules for Forms 10-Q and 10-QSB.


NOTE 2 -  GOING CONCERN UNCERTAINTY:

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, in the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. As of September 30, 2001, the Company has an accumulated deficit of $14,323 and current liabilities in excess of current assets of $4,323. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's management plans on advancing funds on an as needed basis in the hope of generating revenues form the operations of a merger candidate in the long run, if found. The Company's liability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations through a merger. The financial statements do not include any adjustments that may result from the outcome of the above uncertainty.

                            LEGENDS ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



NOTE 3 -  STOCKHOLDERS' EQUITY:

          The Company initially authorized 500 shares of no par value common stock. On June 21, 1995, the Company issued 500 shares of common stock for cash advances paid on behalf of the Company of $500. Effective August 17, 2000, the Company's articles of incorporation were amended to provide for the issuance of 25,000,000 shares of no par value preferred stock and 100,000,000 shares of $0.001 par value common stock. Concurrent therewith, the Company's Board approved a 1,000-for- 1 forward split of the Company's common stock resulting in 500,000 common shares outstanding. The Company's capital structure, weighted average common shares and loss per share information has been restated for all periods presented to give retroactive effect to the stock split.


NOTE 4 -  RELATED PARTY TRANSACTIONS:

          The Company maintains a mailing address at an officer's place of business located in Clackamas, Oregon. The Company's management from time to time pays on behalf of the Company, administrative expenses as well as contributes time and services. During the third quarter of 2001 and 2000, the Company's management did not pay any administrative expenses on behalf of the Company.



Note 5 -  INCOME TAXES:

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income taxes, as of September 30, 2001, are comprised as follows:


               Net operating loss                   $      3,000
               Valuation allowance                        (3,000)
                                                    -------------
                                                    $           -
                                                    =============

          As of September 30, 2001, the Company had no federal tax liability due to net operating losses. Since there is no assurance that the Company will generate future taxable income to utilize the deferred tax asset resulting from the net operating loss carryforwards, full valuation allowances were provided for such deferred tax assets.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LEGENDS ENTERPRISES, INC.
                                       (Registrant)

                                       Dated: September 16, 2002



                                       By: s/Thomas J. Bolera
                                          --------------------------------
                                       Its: President
                                           -------------------------------