Form 10KSB
period 2001-12-31
LEGENDS ENTERPRISES INC
filed 2002-09-18
CIK 1125223

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
         [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

         [ ] Transitional Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes      No  X
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

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non- affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of September 10, 2002: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 10, 2002, there were 500,000 shares of the Company's common stock issued and outstanding.

Documents  Incorporated  by Reference:  Information  Statement filed pursuant to
Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder, filed with the SEC on or about September 6, 2002 and incorporated herein as if set forth.

                This Form 10-KSB consists of Twenty Eight Pages.
                  Exhibit Index is Located at Page Twenty Six.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                            LEGENDS ENTERPRISES, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index
PART I
Item 1.    Description of Business....................................         4
Item 2.    Description of Property....................................         5
Item 3.    Legal Proceedings..........................................         5
Item 4.    Submission of Matters to a Vote of
               Security Holders.......................................         5

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters........................         5
Item 6.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...................         6
Item 7     Financial Statements.......................................         8
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure...............................        19


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act......................        19
Item 10.   Executive Compensation.....................................        21
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management..................................        22
Item 12.   Certain Relationships and Related
               Transactions...........................................        22

PART IV
Item 13.   Exhibits and Reports of Form 8-K...........................        24



SIGNATURES............................................................        25

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Legends Enterprises, Inc. (("we," "our," "us," or the "Company") was incorporated on June 21, 1995, under the laws of the State of Oregon under the name "Legends Diagnostic, Inc." to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We changed our name to our current name in August 2000 pursuant to the affirmative vote our shareholders. Other than issuing shares to our original shareholders, we have never commenced any other operational activities. As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Our Board of Directors has elected to commence implementation of our principal business purpose, described below under "PART II, ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Plan of Operation."

     During our fiscal year ended December 31, 2000, we filed a registration statement with the Securities and Exchange Commission on Form 10-SB pursuant to the rules and regulations included under the Securities Exchange Act of 1934, as amended, wherein we caused to be registered our common stock. This registration statement became effective on or about December 2, 2000. The purpose of the registration statement was our management's belief that our primary attraction as a merger partner or acquisition vehicle would be our status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

     The proposed business activities described herein classify us as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we successfully implemented our business plan described herein. Relevant thereto, each of our shareholders has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of our common stock until such time as we have successfully consummated a merger or acquisition and we are is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in our securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the our legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of our securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

Employees

     We have no full time employees. Our officers and directors have agreed to allocate a portion of their time to our activities, without compensation. In the event we successfully consummate the Asset purchase described in "Part I, Item I" above, as well as in "Part II, Item 6" below, it is anticipated that our officers and directors will resign and be replaced in the very near future.

ITEM 2.  DESCRIPTION OF PROPERTY

     We have operated from our offices at 18848 SE Highway 212, Clackamas, Oregon 97015. This space has been provided to us on a rent free basis by Thomas
J. Bolera, an officer, director and a principal shareholder of our Company. It is anticipated that our principal place of business will move in the very near future as a result of the Asset acquisition discussed in "Part II, Item 6," below.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against us of which management is aware.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for our securities.

     (b) Holders. There are thirty seven (37) holders of our Common Stock.

     (c) Dividends.

     (1) We have not paid any dividends on any of our securities during the fiscal year ended December 31, 2001 and we do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended December 31, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

     (a) Plan of Operation.
         -----------------

     As of December 31, 2001, our business plan was to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for issuance of our securities. We had no particular acquisitions in mind. None of our officers, directors, promoters or affiliates had engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company.

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

ITEM 7.  FINANCIAL STATEMENTS

                            LEGENDS ENTERPRISEES, INC
                          (a development stage company)



                                    - INDEX -

                                                                      Page(s)
                                                                      -------

Independent Auditors' Report                                            F-2.

Financial Statements:

      Balance Sheet, as of December 31, 2001 and 2000                   F-3.

      Statements of Operations, for the years ended December 31,
      2001 and 2000 and for the period from June 21, 1995
      (Inception) to December 31, 2001                                  F-4.

      Statements of Stockholders' Equity (Deficit), for the period
      from June 21, 1995(Inception) to December 31, 2001                F-5.

      Statements of Cash Flows, for the years ended December 31,
      2001 and 2000 and for the period from June 21, 1995
      (Inception) to December 31, 2001                                  F-6.

Notes to Financial Statements                                       F-7. - F-10.


                                      F-1.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors and Stockholders
Legends Enterprises, Inc.
Clackmas, Oregon

We have audited the accompanying balance sheet of Legends Enterprises, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Legends Enterprises, Inc.(a development stage company) and the results of their operations and cash flows as of and for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's operations have generated losses and cash flow deficiencies from inception and, as of December 31, 2001, reflect a working capital deficiency. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The financial statements of Legends Enterprises, Inc. as of December 31, 2000 and for the period from June 21, 1995 (Inception) to December 31, 2000 were audited by other auditors whose report dated March 14, 2001, expressed an unqualified opinion on those statements.



                                          s/Lazar Levine & Felix LLP
                                          -------------------------------------
                                          LAZAR LEVINE & FELIX LLP
New York, New York
August 30, 2002

                            LEGENDS ENTERPRISEES, INC
                            -------------------------
                          (a development stage company)
                                 BALANCE SHEETS
                                 --------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


                                   - ASSETS -
                                                       2001          2000
                                                    ----------    ----------

CASH AND CASH EQUIVALENTS                           $        -    $        -
                                                    ----------    ----------

TOTAL  ASSETS                                       $        -    $        -
                                                    ==========    ==========






               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -


CURRENT LIABILITIES:
    Accrued expenses                                $    4,834    $    9,031
                                                    ----------    ----------

TOTAL CURRENT LIABILITIES                                4,834         9,031

COMMITMENTS AND CONTINGENCIES (Notes 2)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 5):
     Preferred  stock,  no par  value;
       25,000,000  shares  authorized;
       -0-  shares  issued  and outstanding                  -             -
     Common stock, par value $.001 per share,
       100,000,000  shares  authorized;
       500,000 shares issued and outstanding               500           500
     Additional paid-in capital                          9,500         1,000
     Deficit accumulated in the development stage      (14,834)      (10,531)
                                                    ----------    ----------
                                                        (4,834)       (9,031)
                                                    ----------    ----------

                                                    $        -    $        -
                                                    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                      F-3.

                           LEGENDS ENTERPRISES, INC.
                           -------------------------
                          (a development stage company)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------
     AND FOR THE PERIOD FROM JUNE 21, 1995 (INCEPTION) TO DECEMBER 31, 2001
     ----------------------------------------------------------------------


                                                   For the years ended      June 21, 1995
                                                       December 31,          (Inception)
                                                 -----------------------       Through
                                                     2001        2000     December 31, 2001
                                                 ----------   ----------  -----------------
REVENUES:                                        $        -   $        -  $               -

GENERAL AND ADMINISTRATIVE EXPENSES                   4,303       10,031             14,834
                                                 ----------   ----------  -----------------

LOSS BEFORE PROVISION FOR INCOME TAXES               (4,303)     (10,031)           (14,834)

     Provision for income taxes (Note 3f and 4)           -            -                  -
                                                 ----------   ----------  -----------------

NET LOSS                                         $   (4,303)  $  (10,031) $         (14,834)
                                                 ==========   ==========  =================

BASIC LOSS PER SHARE (Note 3g)                   $    (0.01)  $    (0.02) $           (0.03)
                                                 ==========   ==========  =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          500,000      500,000            500,000
                                                 ==========   ==========  =================


   The accompanying notes are an integral part of these financial statements.

                                      F-4.


                           LEGENDS ENTERPRISES, INC.
                           -------------------------
                          (a development stage company)
                          -----------------------------
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  --------------------------------------------
       FOR THE PERIOD FROM JUNE 21, 1995 (INCEPTION) TO DECEMBER 31, 2001
       ------------------------------------------------------------------


                                                                                   Deficit
                                                                                 Accumulated
                                                                     Additional    In The
                                                             Common    Paid-in   Development
                                                     Shares   Stock    Capital      Stage       Total
                                                    -------  ------  ----------  -----------  ---------
   Issuances of common  stock:  for cash  advances
     made on behalf of the Company                  500,000  $  500   $       -  $         -  $     500
   Net (loss)                                             -       -           -         (500)      (500)
                                                    -------  ------   ---------  -----------  ---------

Balance, December 31, 1995                          500,000     500           -         (500)         -

   Net (loss)                                             -       -           -            -          -
                                                    -------  ------   ---------  -----------  ---------

Balance, December 31, 1996 through 1999             500,000     500           -         (500)         -

   Administrative expenses paid by officer                -       -       1,000            -      1,000
   Net (loss)                                             -       -           -      (10,031)   (10,031)
                                                    -------  ------   ---------  -----------  ---------

Balance, December 31, 2000                          500,000     500       1,000      (10,531)    (9,031)

   Administrative expenses paid by officer                -       -       8,500            -      8,500
   Net (loss)                                             -       -           -       (4,303)    (4,303)
                                                    -------  ------   ---------  -----------  ---------

Balance, December 31, 2001                          500,000  $  500   $   9,500  $   (14,834) $  (4,834)
                                                    =======  ======   =========  ===========  =========


   The accompanying notes are an integral part of these financial statements.

                                      F-5.

                           LEGENDS ENTERPRISES, INC.
                           -------------------------
                          (a development stage company)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------
     AND FOR THE PERIOD FROM JUNE 21, 1995 (INCEPTION) TO DECEMBER 31, 2001
     ----------------------------------------------------------------------

                                                         For the years ended         June 21, 1995
                                                             December 31,             (Inception)
                                                     --------------------------         Through
                                                          2001          2000       December 31, 2001
                                                     -----------   ------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                         $    (4,303)  $    (10,031)   $         (14,834)
    Adjustments to reconcile net loss to net cash
    used  in  operating activities:
    Common stock issued for cash advances made on
       behalf of the Company                                  -              -                   500
    Changes in operating assets and liabilities:              -              -                     -
       (Decrease) increase in accounts
         payable and accrued expenses                     (4,197)         9,031                4,834
                                                     ------------  ------------    -----------------
         Net cash used in operating activities            (8,500)        (1,000)              (9,500)
                                                     ------------  ------------    -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Additional contributed capital                         8,500          1,000                9,500
                                                     -----------   ------------    -----------------
         Net cash provided by financing activities         8,500          1,000                9,500
                                                     -----------   ------------    -----------------

NET INCREASE (DECREASE) IN CASH                               -              -                     -

    Cash, beginning of period                                 -              -                     -
                                                     -----------   ------------    -----------------

CASH, END OF PERIOD                                  $        -    $         -      $              -
                                                     ===========   ============     ================

SUPPLEMENTAL CASH FLOW INFORMATION
    Income taxes paid                                         -               -                    -
    Interest paid                                             -               -                    -


   The accompanying notes are an integral part of these financial statements.

                                      F-6.

                           LEGENDS ENTERPRISES, INC.
                           -------------------------
                         (a development stage company)
                         -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------




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


NOTE 2 -  GOING CONCERN UNCERTAINTY:

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, in the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. As of December 31, 2001, the Company has an accumulated deficit of $14,834 and current liabilities in excess of current assets of $4,834. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's management plans on advancing funds on an as needed basis in the hope of generating revenues form the operations of a merger candidate in the long run, if found. The Company's liability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations through a merger. The financial statements do not include any adjustments that may result from the outcome of the above uncertainty.


NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies that are considered particularly significant.

     (a)  Development Stage:

          The Company entered the development stage in accordance with SFAS No. 7 on June 21, 1995. Its purpose is to evaluate, structure and complete a merger with, or acquisition of a privately owned corporation. The Company has no significant operations to date.

     (b)  Use of Estimates:

          To prepare financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

                                      F-7.

                           LEGENDS ENTERPRISES, INC.
                           -------------------------
                         (a development stage company)
                         -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------


NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):


     (c)  Cash Equivalents:

          The Company defines cash equivalents as all short-term, highly liquid investments with original maturity dates less than 90 days.

     (d)  Fair Value of Financial Instruments:

          The carrying amount of the Company's accounts payable and accrued expenses approximate fair value.

     (e)  Statement of Comprehensive Income:

          SFAS 130 "Reporting Comprehensive Income" was effective for years beginning after December 15, 1997. This statement prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not required.

     (f)  Income Taxes:

          The Company has adopted SFAS 109, "Accounting for Income Taxes" which requires use of the asset and liability approach of providing for income taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          As  of  December  31,  2001,   the  Company  has  net  operating  loss
          carryforwards of $14,834, which may be applied against future taxable income and which expire in the years 2022 and 2023 (see Note 4).

     (g)  Earnings per Share:

          The Company utilizes Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and for diluted earnings per share, also common equivalent shares outstanding. As of December 31, 2001, the Company had no common equivalent shares and accordingly the weighted average common shares outstanding of 500,000 shares for the years ended December 31, 2001, 2000 and for the period from June 21, 1995 (inception) to December 31, 2001 was used for the computation of basic earnings per share.


                                      F-8.

                           LEGENDS ENTERPRISES, INC.
                           -------------------------
                         (a development stage company)
                         -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):


     (g)  Recent Accounting Pronouncements:

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. The adoption of this standard did not have a material effect on the Company's operating results or financial condition. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 will have no impact on the Company's operating results and financial condition at this time.

          On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses form discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS 144 will have no impact on the Company's operating results or financial position at this time.


                                      F-9.

                           LEGENDS ENTERPRISES, INC.
                           -------------------------
                         (a development stage company)
                         -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------


Note 4 -  INCOME TAXES:

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income taxes, as of December 31, 2001, are comprised as follows:


                  Net operating loss                   $      3,100
                  Valuation allowance                        (3,100)
                                                       ------------
                                                       $          -
                                                       ============

          As of December 31, 2001, the Company had no federal tax liability due to net operating losses. Since there is no assurance that the Company will generate future taxable income to utilize the deferred tax asset resulting from the net operating loss carryforwards, a full valuation allowance was provided for such deferred tax assets.


NOTE 5 -  CAPITAL STOCK:

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


NOTE 6 -  RELATED PARTY TRANSACTIONS:

          The Company maintains a mailing address at an officer's place of business located in Clackamas, Oregon. The Company's management pays on behalf of the Company, administrative expenses as well as contributes time and services. For the years ended December 31, 2001 and 2000, the Company's management paid on behalf of the Company administrative expenses in the amount of $8,500 and $1,000, respectively, which amount is reflected as additional contributed capital.

                                     F-10.
                                                                              18

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 22, 2002, Horton & Company, L.L.C., our independent accountants for our fiscal year ended December 31, 2000, resigned. Our financial statements for our fiscal year ended December 31, 2000 contained a going concern opinion.

     Also on July 22, 2002, we engaged the accounting firm of Lazar Levine & Felix LLP independent public accountants, to audit our fiscal year ended December 31, 2001, as well as future financial statements, to replace the firm of Horton & Company, L.L.C.. This change in independent accountants was approved by our Board of Directors.

     There were no disagreements within the last two fiscal years and subsequent periods with Horton & Company, L.L.C., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Horton & Company, L.L.C., would have caused that firm to make reference in connection with its reports to the subject matter of the disagreement(s) or any reportable events.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Directors and officers as of the date of this report are as follows:

     Name                     Age        Position
     ----                     ---        --------

     Thomas J. Bolera          45        President and Director

     Tia C. Fernandez          32        Secretary/Treasurer and
                                         Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. It is anticipated that our management will change in the near future as a result of the Asset acquisition described in Part I, Item 1, above, under "Subsequent Events." See our Information Statement previously filed with the SEC and incorporated herein by reference.

     (b) Resumes:

     Dr. Thomas J. Bolera, President and director. Dr. Bolera has held his positions with us since inception. From December 1999 through August 2001, Dr. Bolera engaged in providing consulting services to non-affiliated chiropractic clinics. In addition, during this period through the present, he operated and managed chiropractic clinics for his own account in Portsmith, OH and Ontario, CA. From January 1998 through December 1999, Dr. Bolera was President, Chief Executive Officer and a director of Tessa Complete Health Care, Inc., a publicly held Georgia corporation engaged in the creation and development of a national network of multidisciplinary chiropractic medical clinics throughout the United States. Dr. Bolera resigned his position as a director of Tessa in March 2000. In addition, Dr. Bolera began practicing as a chiropractor in Portland, Oregon in 1981. After successfully operating a clinic for eight years, he purchased two additional practices in the Portland area and thereafter, expanded his holdings to a total of six clinics which he either owned or operated, until they were acquired by Tessa in January 1998. Dr. Bolera completed his undergraduate work at Portland State University graduating in 1975 and continued on to earn his Doctorate of Chiropractic from Cleveland Chiropractic College of Los Angeles in 1980. Dr Bolera is licensed in Alaska, California, Colorado, Illinois, Oregon, Ohio and Washington. He devotes only such time as necessary to the business of the Company, which time is expected to be nominal.

     Tia C. Fernandez, Secretary, Treasurer and director. Ms. Fernandez has been our Secretary/Treasurer and a director since inception. Since October 2000, Ms. Fernandez has been unemployed, but is enrolled as a part-time student at Portland State University, majoring in psychology. In addition, from December 1998 through September 2000, Ms. Fernandez was Assistant Secretary and then Secretary of Tessa Complete Health Care, Inc., a publicly held Georgia corporation engaged in the creation and development of a national network of multidisciplinary chiropractic medical clinics throughout the United States. From May 1991 through February 1998, Ms. Fernandez was employed by Capacity Unlimited, Inc., Clackamas, Oregon, where her responsibilities included payroll, human resources, accounting and secretarial duties. Ms. Fernandez devotes only such time as necessary to the business of the Company, which is expected to be nominal.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best knowledge of the Company, neither Ms. Fernandez nor Dr. Bolera filed a Form 3 with the SEC within the time parameters required. Further, Ms. Fernandez did gift a portion of her shares in our company to family members. She did not timely file a Form 4 relevant thereto. There has been no other changes in the ownership of our securities since we became obligated to file reports pursuant to the Securities Exchange Act of 1934, as amended. All of the issued and outstanding share certificates issued by us are presently held in escrow with our legal counsel, until such time as we successfully consummates a merger or acquisition.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the fiscal years ended December 31, 2001 and 2000, of our chief executive officer.

                           SUMMARY COMPENSATION TABLE


                                             Long Term Compensation
                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                                    Securities
                                 Other                 Under-            All
Name                             Annual   Restricted   lying            Other
and                              Compen-    Stock    Options/   LTIP    Compen-
Principal         Salary  Bonus  sation    Award(s)    SARs    Payouts  sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)     ($)
----------  ----  ------  -----  ------    --------   -------  -------  ------

Thomas      2001  $    0  $   0  $    0    $      0         0  $     0  $    0
Bolera,     2000  $    0  $   0  $    0    $      0         0  $     0  $    0
President &
Director
-------------------------

     It is not anticipated that any executive officer of our Company will receive compensation exceeding $100,000 during the fiscal year ending December 31, 2002.

     We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. We did not reimburse any director for such expenses during fiscal years 2001 or 2000.

     In addition to the cash compensation set forth above, we reimburse each executive officer for expenses incurred on our behalf on an out-of-pocket basis. We did not reimburse any officer for such expenses during fiscal years 2001 or 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of our voting securities by each person known by us be the beneficial owner of more than 5% of such securities, as well as by all our directors and officers. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                        Name and          Amount and
                       Address of          Nature of
                       Beneficial         Beneficial        Percent of
Title of Class           Owner              Owner              Class
--------------           -----              -----              -----

Common           Thomas J. Bolera          240,000              48%
                 18848 SE Highway 212
                 Clackamas, OR 97015

Common           Tia C. Fernandez           40,000               8%
                 18848 SE Highway 212
                 Clackamas, OR 97015

Common           All Officers and          280,000              56%
                 Directors as a
                 Group (2 person)

     The balance of our outstanding Common Shares are held by 35 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Conflicts of Interest

     Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to our affairs.

     Our officers and directors are now and may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on our behalf or other entities. In order to attempt to resolve this conflict of interest, in the event a potential merger or acquisition candidate is brought to management's attention, the company whose registration statement first satisfied all of the SEC's comments will be provided the initial opportunity to engage in the relevant transaction.

     Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of our management in the performance of their duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our business operations.

     Our officers and directors are, so long as they are officers or directors of our Company, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies in which our officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Other

     Our principal place of business has been provided to us on a rent free basis by Thomas J. Bolera, an officer and director and a principal shareholder of our Company. In addition, it is anticipated that the Company will become indebted to Dr. Bolera if and when obligations arise in the future, as the Company has insufficient financial resources to tender any outstanding payment.

     There are no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits
         --------

     (3) Articles of Incorporation and Bylaws

         3.1  Restated Articles of Incorporation                *

         3.2  Bylaws                                            *

     (4) Instruments Defining the Rights of Holders

         4.1  Form of Lock-up Agreements Executed
              by the Company's Shareholders                     *

    (99) Additional Exhibits

        99.1  Certification of Financial Statements in
              Accordance with Sarbanes-Oxley Act of 2002       **

        99.2  Certification of Financial Statements in
              Accordance with Sarbanes-Oxley Act of 2002.

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on or about October 2, 2000 and are incorporated by reference herein.

** Filed with the Securities and Exchange Commission in the Exhibits to Form 10-QSB filed on or about September 17, 2002, are incorporated by reference herein.

     (b) Reports on Form 8-K
         -------------------

     We did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 16, 2002.

                                        Legends Enterprises, Inc.
                                        (Registrant)


                                        By: s/Thomas J. Bolera
                                           -------------------------------
                                           Thomas J. Bolera, President


                                        By: s/Tia C. Fernandez
                                           -------------------------------
                                           Tia C. Fernandez
                                           Secretary-Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 16, 2002.



 s/Thomas J. Bolera
--------------------------------
Thomas J. Bolera, Director


 s/Tia C. Fernandez
--------------------------------
Tia C. Fernandez, Director

                            LEGENDS ENTERPRISES, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

EXHIBITS                                                               Page No.

  99.2            Certification of Financial Statements in
                  Accordance with Sarbanes-Oxley Act of 2002              27