Form 10QSB
period 2002-03-31
LEGENDS ENTERPRISES INC
filed 2002-09-18
CIK 1125223

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2002

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

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three month period ended March 31, 2002, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. We generated no revenues during the three month period ended March 31, 2002. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

     During the three month period ended March 31, 2002, we had no full time employees. Our President and Secretary/Treasurer have agreed to allocate a portion of their time to our activities, without compensation. It is anticipated that our management will change in the near future. In this regard, a reader's attention is directed to that certain Information Statement which we filed on September 6, 2002 with the SEC.

Liquidity and Capital Resources

     As of March 31, 2002, we had nominal cash or cash equivalents. Because we are not required to pay rent or salaries to any of our officers or directors, management believes that we had sufficient funds to continue operations through the foreseeable future.

     Our securities are currently not liquid. There are no market makers in our securities and it is not anticipated that any market will develop in our securities until such time as we successfully implements our business plan of engaging in a business opportunity, either by merger or acquisition of assets. As of March 31, 2002, we had no liquid financial resources to offer such a candidate and must rely upon an exchange of our stock to complete such a merger or acquisition.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         99.3     Certification of Financial Statements in
                  Accordance with Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended March 31, 2002.

                            LEGENDS ENTERPRISEES, INC
                          (a development stage company)
                                 BALANCE SHEETS

                                   - ASSETS -
                                                        March 31,  December 31,
                                                          2002         2001
                                                      -----------  ------------
                                                      (Unaudited)

CASH AND CASH EQUIVALENTS                             $         -  $          -
                                                      -----------  ------------

TOTAL ASSETS                                          $         -  $          -
                                                      ===========  ============






- LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -


CURRENT LIABILITIES:
    Accrued expenses                                  $     4,834  $      4,834
                                                      -----------  ------------

TOTAL CURRENT LIABILITIES                                   4,834         4,834

COMMITMENTS AND CONTINGENCIES (Notes 2)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 3):
     Preferred stock, no par value;
       25,000,000  shares  authorized;
       -0- shares issued and outstanding                        -             -
     Common stock, par value $.001 per share,
       100,000,000 shares  authorized; and 500,000
       shares issued and outstanding, respectively            500           500
     Additional paid-in capital                             9,500         1,000
     Deficit accumulated in the development stage         (14,834)      (14,834)
                                                      -----------  ------------
                                                           (4,834)       (4,834)
                                                      -----------  ------------

                                                      $         -  $          -
                                                      ===========  ============

   The accompanying notes are an integral part of these financial statements.


                           LEGENDS ENTERPRISES, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended      June 21, 1995
                                                    March 31,           (Inception)
                                           --------------------------     Through
                                               2002           2001     March 31, 2002
                                           ------------  ------------  ---------------
REVENUES:                                  $          -  $          -  $             -

GENERAL AND ADMINISTRATIVE EXPENSES                   -           567           14,834
                                           ------------  ------------  ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                -          (567)         (14,834)

     Provision for income taxes (Note 5)              -             -                -
                                           ------------  ------------  ---------------

NET LOSS                                   $          -  $       (567) $       (14,834)
                                           ============  ============  ===============

BASIC LOSS PER SHARE                       $          -  $          -  $         (0.03)
                                           ============  ============  ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      500,000       500,000          500,000
                                           ============  ============  ===============


   The accompanying notes are an integral part of these financial statements.


                           LEGENDS ENTERPRISES, INC.
                         (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Three Months Ended   June 21, 1995
                                                          March 31,        (Inception)
                                                    --------------------     Through
                                                       2002       2001    March 31, 2002
                                                    ---------  ---------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                        $       -  $    (567) $      (14,834)
    Adjustments  to  reconcile  net  loss  to net
    cash  used  in  operating activities:
    Common stock issued for cash advances made on
       behalf of the Company                                -          -             500
    Changes in operating assets and liabilities:            -          -               -
       Increase (decrease) in accounts
         payable and accrued expenses                       -     (6,933)          4,834
                                                    ---------  ---------  --------------
         Net cash used in operating activities              -     (7,500)         (9,500)
                                                    ---------  ---------  --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Additional contributed capital                          -      7,500           9,500
                                                    ---------  ---------  --------------
         Net cash provided by financing activities          -      7,500           9,500
                                                    ---------  ---------  --------------

NET INCREASE (DECREASE) IN CASH                             -          -               -

    Cash, beginning of period                               -          -               -
                                                    ---------  ---------  --------------

CASH, END OF PERIOD                                 $       -  $       -  $            -
                                                    =========  =========  ==============

SUPPLEMENTAL CASH FLOW INFORMATION
    Income taxes paid                                       -          -               -
    Interest paid                                           -          -               -


   The accompanying notes are an integral part of these financial statements.

                            LEGENDS ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)




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

          In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2002 and December 31, 2001 (audited) and the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001. The financial statements of the Company for the period from June 21, 1995 (Inception) to December 31, 2000 were audited by other auditors whose report dated March 14, 2001, expressed an unqualified opinion on those statements

          The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

          The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001, which is incorporated herein by reference. Certain notes included in Form 10-KSB have been condensed or omitted from this report in accordance with the rules for Forms 10-Q and 10-QSB.


NOTE 2 -  GOING CONCERN UNCERTAINTY:

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, in the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. As of March 31, 2002, the Company has an accumulated deficit of $14,834 and current liabilities in excess of current assets of $4,834. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's management plans on advancing funds on an as needed basis in the hope of generating revenues form the operations of a merger candidate in the long run, if found. The Company's liability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations through a merger. The financial statements do not include any adjustments that may result from the outcome of the above uncertainty.

                            LEGENDS ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

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


NOTE 4 -  RELATED PARTY TRANSACTIONS:

          The Company maintains a mailing address at an officer's place of business located in Clackamas, Oregon. The Company's management pays on behalf of the Company administrative expenses as well as contributes time and services. During the first quarter of 2002 and 2001, the Company's management paid on behalf of the Company, administrative expenses in the amount of $ - and $7,500, respectively.


Note 5 -  INCOME TAXES:

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income taxes, as of March 31, 2002, are comprised as follows:


                  Net operating loss                   $    3,100
                  Valuation allowance                      (3,100)
                                                       ----------
                                                       $        -
                                                       ==========

          As of March 31, 2002, the Company had no federal tax liability due to net operating losses. Since there is no assurance that the Company will generate future taxable income to utilize the deferred tax asset resulting from the net operating loss carryforwards, full valuation allowances were provided for such deferred tax assets.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LEGENDS ENTERPRISES, INC.
                                       (Registrant)

                                       Dated: September 16, 2002



                                       By: s/Thomas J. Bolera
                                          -------------------------------
                                       Its: President
                                           ------------------------------