Form 10QSB
period 2002-06-30
LEGENDS ENTERPRISES INC
filed 2002-09-18
CIK 1125223

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2002

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

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the six month period ended June 30, 2002, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. We generated no revenues during the six month period ended June 30, 2002. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

     During the six month period ended June 30, 2002, and as of the date hereof, we have had no full time employees. Our current officers have agreed to allocate a portion of their time to our activities, without compensation. They have devoted approximately 20 hours per month to our business affairs. If the Asset acquisition discussed above is successfully closed, it is anticipated that our current management will resign and be replaced by those persons included in our Information Statement previously filed with the SEC and incorporated herein by reference.

Liquidity and Capital Resources

     As of June 30, 2002, we had nominal cash or cash equivalents. Because we are not required to pay rent or salaries to any of our officers or directors, management believes that we had sufficient funds to continue operations through the foreseeable future.

     Our securities are currently not liquid. There are no market makers in our securities and it is not anticipated that any market will develop in our securities until such time as we successfully implements our business plan of engaging in a business opportunity, either by merger or acquisition of assets. As of June 30, 2002, we had no liquid financial resources to offer such a candidate and must rely upon an exchange of our stock to complete such a merger or acquisition.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

          99.4     Certification of Financial Statements in
                   Accordance with Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the six month period ended June 30, 2002.

                            LEGENDS ENTERPRISEES, INC
                            -------------------------
                          (a development stage company)
                                 BALANCE SHEETS
                                 --------------

                                   - ASSETS -

                                                                            December 31,
                                                             June 30, 2002      2001
                                                             -------------  ------------
                                                              (Unaudited)
CASH AND CASH EQUIVALENTS                                    $           -  $          -
                                                             -------------  ------------

TOTAL ASSETS                                                 $           -  $          -
                                                             =============  ============


               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -


CURRENT LIABILITIES:
    Accrued expenses                                         $       5,244  $      4,834
                                                             -------------  ------------

TOTAL CURRENT LIABILITIES                                            5,244         4,834

COMMITMENTS AND CONTINGENCIES (Notes 2)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 3):
     Preferred stock, no par value;
       25,000,000 shares authorized;
       -0- shares issued and outstanding                                 -             -
     Common stock, par value $.001 per  share,
       100,000,000 shares authorized; and
       500,000 shares issued and outstanding, respectively             500           500
     Additional paid-in capital                                      9,500         9,500
     Deficit accumulated in the development stage                  (15,244)      (14,834)
                                                             -------------  ------------
                                                                    (5,244)       (4,834)
                                                             -------------  ------------

                                                             $           -  $          -
                                                             =============  ============


   The accompanying notes are an integral part of these financial statements.

                           LEGENDS ENTERPRISES, INC.
                           -------------------------
                          (a development stage company)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                                                     Page 1 of 2

                                              Six Months Ended     June 21, 1995
                                                   June 30,         (Inception)
                                           ----------------------     Through
                                              2002        2001     June 30, 2002
                                           ----------  ----------  -------------
REVENUES:                                  $        -  $        -   $          -

GENERAL AND ADMINISTRATIVE EXPENSES               410       3,004         15,244
                                           ----------  ----------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES           (410)     (3,004)       (15,244)

     Provision for income taxes (Note 5)           -            -              -
                                           ----------  ----------   ------------

NET LOSS                                   $     (410) $   (3,004)  $    (15,244)
                                           ========== ===========   ============

BASIC LOSS PER SHARE                       $        -  $    (0.01)  $      (0.03)
                                           ==========  ==========   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    500,000     500,000        500,000
                                           ==========  ==========   ============

   The accompanying notes are an integral part of these financial statements.

                           LEGENDS ENTERPRISES, INC.
                           -------------------------
                          (a development stage company)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                                                     Page 2 of 2


                                                     Three Months Ended
                                                          June 30,
                                                  ------------------------
                                                      2002         2001
                                                  -----------   ----------

REVENUES:                                         $         -   $        -

GENERAL AND ADMINISTRATIVE EXPENSES                       410        2,437
                                                  -----------   ----------

LOSS BEFORE PROVISION FOR INCOME TAXES                   (410)      (2,437)

     Provision for income taxes (Note 5)                    -            -
                                                  -----------   ----------

NET LOSS                                          $      (410)  $   (2,437)
                                                  ===========   ==========

BASIC LOSS PER SHARE                              $         -   $        -
                                                  ===========   ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            500,000      500,000
                                                  ===========   ==========


   The accompanying notes are an integral part of these financial statements.

                           LEGENDS ENTERPRISES, INC.
                           -------------------------
                         (a development stage company)
                         -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)


                                                        Six Months Ended   June 21, 1995
                                                            June 30,        (Inception)
                                                       ------------------     Through
                                                          2002     2001    June 30, 2002
                                                       --------  --------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $   (410) $ (3,004) $     (15,244)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
    Common stock issued for cash advances made on
       behalf of the Company                                  -         -            500
    Changes in operating assets and liabilities:              -         -              -
       (Decrease) increase in accounts
         payable and accrued expenses                       410    (5,496)         5,244
                                                       --------  --------   ------------
         Net cash used in operating activities                -    (8,500)        (9,500)
                                                       --------  --------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Additional contributed capital                            -     8,500          9,500
                                                       --------  --------   ------------
         Net cash provided by financing activities            -     8,500          9,500
                                                       --------  --------   ------------

NET INCREASE (DECREASE) IN CASH                               -         -              -

    Cash, beginning of period                                 -         -              -
                                                       --------  --------   ------------

CASH, END OF PERIOD                                    $      -  $      -   $          -
                                                       ========  ========   ============

SUPPLEMENTAL CASH FLOW INFORMATION
    Income taxes paid                                         -         -              -
    Interest paid                                             -         -              -


   The accompanying notes are an integral part of these financial statements.

                            LEGENDS ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

          In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2002 and December 31, 2001 (audited) and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. The financial statements of the Company for the period from June 21, 1995 (Inception) to December 31, 2000 were audited by other auditors whose report dated March 14, 2001, expressed an unqualified opinion on those statements.

          The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

          The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001, which is incorporated herein by reference. Certain notes included in Form 10-KSB have been condensed or omitted from this report in accordance with the rules for Forms 10-Q and 10-QSB.


NOTE 2 -  GOING CONCERN UNCERTAINTY:

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, in the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. As of June 30, 2002, the Company has an accumulated deficit of $15,244 and current liabilities in excess of current assets of $5,244. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's management plans on advancing funds on an as needed basis in the hope of generating revenues form the operations of a merger candidate in the long run, if found. The Company's liability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations through a merger. The financial statements do not include any adjustments that may result from the outcome of the above uncertainty.

                            LEGENDS ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

NOTE 4 -  RELATED PARTY TRANSACTIONS:

          The Company maintains a mailing address at an officer's place of business located in Clackamas, Oregon. The Company's management pays on behalf of the Company, administrative expenses as well as contributes time and services. During the second quarter of 2002 and 2001, the Company's management paid, on behalf of the Company, administrative expenses in the amount of $ - and $1,000, respectively.


Note 5 -  INCOME TAXES:

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income taxes, as of June 30, 2002, are comprised as follows:


                  Net operating loss                $    3,150
                  Valuation allowance                   (3,150)
                                                    ----------
                                                    $        -
                                                    ==========

          As of June 30, 2002, the Company had no federal tax liability due to net operating losses. Since there is no assurance that the Company will generate future taxable income to utilize the deferred tax asset resulting from the net operating loss carryforwards, full valuation allowances were provided for such deferred tax assets.

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