Form 10QSB
period 2002-09-30
LEGENDS ENTERPRISES INC
filed 2002-11-13
CIK 1125223

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2002

                        Commission File Number: 000-31677



                            LEGENDS ENTERPRISES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)



                                     Oregon
                                     ------
         (State or other jurisdiction of incorporation or organization)

                                   93-1179335
                                   ----------
                        (IRS Employer Identification No.)

                             861 Barrett's Mill Road
                                Concord, MA 01742
                                -----------------
                    (Address of principal executive offices)

                                 (781) 367-0629
                                 --------------
                           (Issuer's Telephone Number)

                              18848 SE Highway 212
                            Clackamas, Oregon 07915
                            -----------------------
                                (Former Address)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 11, 2002 was 9,800,000 shares.

Documents Incorporated by Reference: Form 8-K dated July 22, 2002 (filed July 24, 2002), Form 8-K dated September 16, 2002 (filed September 18, 2002), Form 8-K dated September 30, 2002 (filed October 3, 2002), and Form 8-K/A1, amending the Form 8-K dated September 16, 2002 (filed November 4, 2002), all of which are incorporated into Part II, Item 6 hereinbelow as if set forth.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     Our audited financial statements for the nine month period ended September 30, 2002, and unaudited financial statements for the three month period ended September 30, 2002, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited financial statements for the nine month period ended September 30, 2002, and unaudited financial statements for the three month period ended September 30, 2002, and notes thereto included herein. We generated no revenues during the nine month period ended September 30, 2002. Our management anticipates that we will not begin generating any significant revenues until December 2003.

     In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statements made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

     Effective September 16, 2002, we acquired certain assets, including, but not limited to, patents, proprietary rights, trade names, manufacturing rights, certain test equipment, design information and intellectual property (hereinafter the "Assets"), all having to do with Microwave Blood and Fluid Warmer technologies and Blood Viral Inactivation research activities. The Assets purchased include 150 ThermoStat(TM)900 Blood and Fluid warmers which are used for controlled microwave warming of infused blood and intravenous fluids, and which are also the foundation of a proposed Blood Viral Inactivation System. The blood and fluid-warming units acquired by us are FDA approved. In consideration for these Assets, we authorized the issuance of 4,400,000 shares of our "restricted" Common Stock (post forward split) and also assumed a promissory note in the principal  amount of $176,000.  These Assets were acquired from John
J. Mahoney, our new President and Chief Executive Officer. As a result, management has undergone various changes and our principal place of business has relocated.

     As part of this transaction, we also undertook a forward split of our issued and outstanding common stock, whereby ten (10) shares of common stock were issued in exchange for every one (1) share issued and outstanding. On the record date of this forward split, there were 500,000 shares of our common stock issued and outstanding.

     As a result of the asset acquisition, we accomplished our initial business objective as outlined in our Form 10-SB Registration Statement of acquiring assets or a business entity and therefore our principal business plan has changed.

     We did not generate any revenues during the nine month period ended September 30, 2002. During the nine month period ended September 30, 2002, we incurred costs and expenses totaling $71,537 in operating expense. As a result, we incurred a net loss of $(71,393) during the nine month period ended September 30, 2002 ($.01 per share), compared to a net loss of $(4,303) for the year ended December 31, 2001. Because we did not generate any revenues during the nine month period ended September 30, 2002, following is our Plan of Operation, rather than a comparison of results of operations.

Plan of Operations

     Our blood and fluid warmers are designed to improve the capability of medical practitioners to deliver blood and other fluids to the body. By warming the blood or fluid to optimal, precisely controlled temperatures these products are intended to protect against hypothermia in patients. Hypothermia is not only associated with morbid cardiac events, but also with the heightened risk of infection. Surgical wound infections have been found to be three times higher in hypothermic (temperatures below normal) patients. We anticipate that the ThermoStat(TM)900 products will give the medical community a new technology to deal with these inherent risks.

     The ThermoStat(TM)900 units include sophisticated microwave hardware equipment as well as disposable components. Acquired Assets include patents for both hardware (150 ThermoStat(TM)900) units and the disposable IV Administration sets. The different applications range from very low flow volumes (pediatrics) to high flow irrigation applications. To the best knowledge of the Company, these flow volume ranges are outside of the capabilities of any products on the market today. In addition to precisely controlling temperature, the Company believes that these devices will also have significant other advantages over all other competing products currently being marketed.

     The ultimate objective of the to be developed Viral Inactivation unit is to reduce a patient's circulating viral load. When the circulating viral load is greatly reduced, any remaining virus in the body should either be able to be controlled by the body's own immune system, or by anti-viral drugs. The World Health Organization estimates that over 2.2 billion people are infected with Hepatitis B, Hepatitis C or HIV.

Corporate Strategy

     Our management has established a sequential plan for our development and success. We believe we have a decided advantage because we begin with a fully FDA approved medical technology, 150 ThermoStat(TM)900 units available and ready to be placed, manufacturing molds and dyes from which new machines may be fabricated, a year's supply of disposable IV Administration sets to support the 150 ThermoStat(TM)900 units, and the design and initial testing protocols for the introduction of a ViroKill(TM) device. While no assurances can be provided, given these resources, we believe we can be in full operation and profitable within a year after commencing our operations, which is expected to occur on or before December 2002. To successfully exploit these resources and to attain our objectives in providing new and critically important new technology, we intend to follow a strategy as outlined below.

     We are currently recruiting and interviewing experienced salespeople with established ties to the hospital community and working knowledge of medical equipment. We expect to begin operations with one sales representative. This individual will have sold similar products into hospital settings and will probably have been employed by a major competitor.

     We expect to locate all of our resources in one facility of modest means in order to keep operating expenses at a minimum and leverage our resources for service and technical support of our products. The location of the facility is in the heart of a technical workforce needed to maintain service support to the medical community.

     We will immediately begin seeking sufficient capital to establish our base operations to enable us to rapidly place ThermoStat(TM)900 devices in the New England region. During the three month period ended September 30, 2002, we accepted initial subscriptions of $200,000 as an initial equity capital injection. In order to support the rapid expansion and market penetration expected, we intend to continue to seek to increase our capital base through the sale of equity or debt. This addition of capital, if raised (of which there can be no assurance) will greatly facilitate the expansion of needed inventory. While we have obtained sufficient inventory to provide for the first twelve months of initial operations, we must also provide for the relatively slow method of payment prevalent in the medical field, the cost associated with a marketing strategy that allows for a product to be given to the customer, the cost of seeking approval for our ViroKill(TM) device and the need for an aggressive marketing and advertising campaign.


     Management expects that we could have a ViroKill(TM) device available for overseas distribution within 18 months, if sufficient capital is raised. Product acceptance for overseas sales can be realistically expected to commence in our second year of operations. We are currently working with a firm in Germany to begin the Commission European (CE) Mark certification process required by the Europeon Union (EU) before our product can be distributed or sold in Europe. The likelihood of this eventuality will require that we address the need to gear up and provide high levels of manufacturing, to be supplemented by the required technical support, distribution, and inventory levels appropriate to another level of production.

     At the same time, Management feels obligated to itself and our shareholders to be sure that we can and will survive if such eventualities are slow to arrive or do not take place at all. Our current strategy is to maintain the relatively low cost operation in support of the ThermoStat(TM)900 until the ViroKill(TM) device has been tested and approved, and will restrain production until orders and payments have been arranged for the new product.

Operations

     We intend to distribute blood and fluid warming devices (ThermoStat(TM)900), as well as the consumable supplies required to operate the device. We own patent rights to the warming device and to the disposable IV Administration sets (consumable supplies). We also own the necessary tooling to manufacture the patented component parts of the IV Administration sets and intend to acquire the tooling for the manufacture of the ThermoStat(TM)900.

     We also intend to conduct studies to demonstrate that viruses can be selectively destroyed in blood and blood fractions while avoiding undesirable effects on blood component integrity. Following successful demonstration of this ability, we intend to design, manufacture and sell a bedside system to kill virus particles prior to patients receiving transfusions of blood or blood fractions. Clinical research will then continue to pursue the longer-term goal of developing an extracorporeal, in-line microwave based method of reducing a patient's circulating viral load. While no assurances can be provided, the medical benefits of such treatment may well be profound. Reduced viral load should enable anti-viral drugs and the body's own immune system to control any virus remaining in the body.

     The 150 FDA approved ThermoStat(TM)900 units are expected to be distributed to the approximately 8,100 hospitals and Trauma Centers in the United States. Distribution channels will include sales personnel employed by us and a network of manufacturer's representatives. Our sales personnel are expected to be utilized in the New England area. Manufacturer's representatives are expected to cover the remainder of the country.

     The equipment sales cycle is projected to be two months. The sales personnel will manage consumable inventories. Customers will be encouraged to maintain a minimum supply level.

     The existing 150 ThermoStat(TM)900 units and disposable IV Administration sets are warehoused in Shirley, MA. Future equipment and supply inventories will also be warehoused in our Shirley, MA facility. Units will be readied for customer delivery by our service technicians in the Shirley, MA facility. Installation and on-site training will be provided by the salesperson. The ThermoStat(TM)900 units and consumable supplies will be FOB the customer's location.

     We are prepared to begin manufacture of the ThermoStat(TM)900 and supplies upon receipt of necessary funding. Given current unit placement and supply consumption projections, we will begin manufacturing operations ten months from sale and placement of our first ThermoStat(TM)900. This will insure an uninterrupted inventory of blood and fluid warmers and supplies.

     We plan to have certain component parts of the ThermoStat(TM)900 manufactured in South Africa and shipped to the United States for final assembly, testing and FDA documentation. We have an agreement in principle with a manufacturing organization in South Africa to produce the parts. They have a duplicate set of tooling and could begin production immediately. We intend to acquire such tooling.

     The patented component parts of the supply sets will be manufactured in Germany. We have an agreement in principle with a company in Germany to manufacture the parts and ship them to the United States. The final IV Administration set packets will be assembled locally in an FDA approved sterile facility. The German firm has the necessary drawings to produce the tooling and begin manufacturing. (We own the drawings and will own the rights to the tooling.) The IV Administration sets can also be manufactured in the United States utilizing tooling we own.

     Strategic alliances have been established in Germany and South Africa for specific reasons. While we can continue to manufacture parts for the ThermoStat(TM)900's and IV Administration sets in the United States, off shore manufacturing could prove to be more economical. We hope to establish a relationship with a clinical trial partner in South Africa. Our South African manufacturing partner has indicated they would work with the government of South Africa to facilitate the sale and placement of ViroKill(TM) units when, as and if developed. We feel it would be beneficial to introduce ViroKill(TM) in a country where ten percent of the population is HIV positive.

Marketing and Sales Strategy

     We intend to focus our initial marketing and sales efforts on approximately 100 hospitals in the New England region. We intend to sell our ThermoStat(TM)900 warmer where able and will give it away when necessary to compete with an entrenched competitor that uses a similar marketing technique. The disposables are a high margin item and will be sold continuously to the installed ThermoStat(TM)900 unit base in the field. No other company will be able to manufacture and/or sell the disposable because it is unique and covered by our patents.

     The personnel within the hospital to whom the marketing effort will be directed are the anesthesiologist and the anesthesiology technician. They will be contacted by a direct sales person. Those individuals may also be reached by our advertising in anesthesiology journals. We also expect to have a presence at anesthesiology conferences and medical device shows. The anesthesiologist is targeted because, in operating arenas, where the ThermoStat(TM)900 will be used, the anesthesiologist is responsible for managing a patient's vital signs, as well as controlling the flow of all fluids to the patient.

     The actual sale can take up to two months and is usually preceded by a month of trials with free disposables. During this time the salesperson will spend two or three days in the hospital teaching the nurses how to use the machine. Frequent follow-up during this trial period is essential to make sure that the trial goes smoothly.

     Rapid deployment of sales and marketing efforts at this time is important. There have been problems that have developed with the current industry leader's product. Potential hospital liability associated with using water bath heating technologies results from leaking hot water warming systems. Journal articles and industry papers highlighting the problems of leakage with the water based systems gives us a clear opportunity to displace competitor's units in a variety of locations.

Future Product Development

     As a further result of the Asset acquisition, we intend to develop an additional product using the existing ThermoStat(TM)900 technology. This product (ViroKill) will be designed to reach and hold temperatures sufficient to kill blood-borne viruses without causing significant damage to the blood. The ViroKill(TM) technology will utilize precisely controlled (time and temperature) microwaves to rapidly heat blood safely to temperatures above 70C. Controlled experiments have shown that at such temperatures viral destruction is achieved. We must determine the time/temperature relationship required to kill viruses, while limiting damage to the blood. When the time/temperature relationship is determined, blood could be cleansed of viruses using an extracorporeal method, similar to the one used for hemodialysis.

     Our future research and development efforts will be focused entirely on completing the assembly of the ViroKill(TM) machine and the fieldwork needed in order that it be tested and approved for use with humans.

     We intend to begin discussions with representatives of the Medical University of Southern Africa (MEDUNSA) in order to determine their ability and willingness, and the cost, of conducting the blood studies and clinical trials necessary to support the expected claims of the ViroKill(TM) system (to kill blood-borne viruses without damaging the blood). Expectations at this time are that the machine can be produced for testing within six months and field-testing will take from six months to a year. Confidence in the technology is so strong and the need to control viruses so acute, the Government of South Africa may well permit human testing when, as and if positive initial results are available.

Government Regulations

     The field of medical product development, manufacture, sales and distribution is very heavily regulated. The approval process overseen by the Federal Drug Administration can be protracted and costly. It is not unreasonable to expect that new and innovative medical equipment can take up to five years to be approved. Approval by the FDA requires extensive field-testing and there can be no assurances that once a protocol has been established that the approvals will be forthcoming. At each step along the way in the approval process the FDA can reset the time clock by establishing more and different criteria that must be met.

Liquidity and Capital Resources

     At September 30, 2002, we had $62,031 in cash, as well as $5,771 in prepaid expenses.. We had $22,246 in accounts payable.

     Also at September 30, 2002, we owed the outstanding balance of $165,000 to an unaffiliated person from whom we had acquired the Assets described herein. Under the terms of the applicable Promissory Note which we had assumed as part of the terms of this asset acquisition, this Note does not accrue interest. Principal payments are due beginning in December 2002 in the amount of $22,000 and each calendar quarter thereafter, ending in September 2004.

     Our securities are currently not liquid. There are no market makers in our securities but we intend to cause an application to be filed with the NASD to cause our common stock to trade on the OTC Bulletin Board. There are no assurances that our application will be approved.

     In order to implement our business plan, we currently estimate that we will require additional funding of approximately $1 million. We anticipate that $200,000 will be utilized for repayment of debt arising out of the acquisition of assets previously described above and the balance of $800,000 for working capital. There can be no assurance that our estimates of this necessary capital will be accurate, or that we will be able to raise these funds, whether through equity financing, debt financing or other sources, or that such funds will be available when needed or on terms acceptable to us. As of the date of this Report, we have no definitive agreement with any investment banking firm, venture capital firm or any other source of funds who has made any commitment to us to provide any funding. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition.

Trends

     If we are successful in implementing our sales and marketing plan as discussed above, we believe that we will be able to place over 100 ThermoStat(TM)900 units in the field over the next twelve months, with each unit having a signed six month to one year contract for disposable administration sets. Given this level of activity, we believe we will be able to reach profitability by the end of our first twelve months following commencement of operations.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the nine month period ended September 30, 2002.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES

     Effective September 16, 2002, we consummated an acquisition of assets. As part of the consideration for the acquisition of these assets, we issued an aggregate of 4.4 million shares of our common stock to an officer and director of our company.

     In addition, also in September 2002, we issued an aggregate of 400,000 shares of our common stock to two non-affiliated persons at a price of $.50 per share.

     In each of the aforesaid transactions, we relied upon the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder to issue the securities.

     In September we also undertook a forward split of our issued and outstanding common stock, whereby ten (10) shares of common stock were issued in exchange for every one (1) share issued and outstanding. On the record date of this forward split, there were 500,000 shares of our common stock issued and outstanding. All references to our issued and/or outstanding common stock referenced in this Report are provided on a post-forward split basis.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         99.6 Certification of Financial Statements in accordance with Sarbanes -Oxley Act

     (b) Reports on Form 8-K

     On July 24, 2002, we filed a report on Form 8-K (dated July 22, 2002), advising that Horton & Associates , L.L.C., our independent auditor for our fiscal year ended December 31, 2000, resigned. Our financial statements for the fiscal year ended December 31, 2000, contained a going concern opinion. This Report also included disclosure that we engaged the accounting firm of Lazar Levine & Felix LLP, independent public accountants, to audit our fiscal years ended December 31, 2001, as well as future financial statements, to replace the firm of Horton & Company, L.L.C. This change in independent accountants was approved by our Board of Directors.

     On September  18, 2002, we filed a report on Form  8-K(dated  September 16,
2002), advising of the acquisition of assets described hereinabove. Subsequent to September 30, 2002, on November 4, 2002, we filed an amendment to this Form 8-K, which included disclosure concerning the change in control which occurred as a result of the asset acquisition, which included our interim audited financial statements for the nine month period ended September 30, 2002, which financial statements included the assets which we had previously acquired.

     On October 3, 2002, we filed a report on Form 8-K, advising that effective September 30, 2002, our Board of Directors elected to replace Lazar Levine & Felix LLP, our independent accountant for our fiscal year ended December 31, 2001, with the firm of Tedder, James, Worden & Associates, P.A., to audit our financial statements for our fiscal year ended December 31, 2002, as well as future financial statements, Our financial statements for the fiscal year ended December 31, 2001 contained a going concern opinion. The reason for this change was that we had recently changed management and new management wishes to work with an accounting firm with whom they had a previous business relationship.


                           LEGENDS ENTERPRISES, INC.
                         (A Development Stage Company)

                                 Balance Sheets


                                    Assets                   September 30,  December 31,
                                    ------                       2002           2001
                                                               --------       --------
Current assets:
     Cash                                                      $ 62,031             --
     Prepaid expenses                                             5,771             --
     Inventory                                                   28,750             --
                                                               --------       --------

                 Total current assets                            96,552             --

Property and equipment, net                                       6,000             --
Intangible assets, net                                          213,400             --
                                                               --------       --------

                 Total assets                                  $315,952             --
                                                               ========       ========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                     $ 22,246          4,834
     Current portion of note payable                             79,875             --
     Due to related parties                                         533             --
                                                               --------       --------
                 Total current liabilities                      102,654          4,834

Note payable, less current portion                               85,125             --
                                                               --------       --------
                 Total liabilities                              187,779          4,834

Stockholders' equity:
     Preferred stock, no par value, 25,000,000 shares
        authorized, none outstanding                                 --             --
     Common stock, $.001 par value, 100,000,000
        shares authorized, 9,800,000 issued and outstanding       9,800            500
     Additional paid-in capital                                 204,600          9,500
     Deficit accumulated during the development stage           (86,227)       (14,834)
                                                               --------       --------
                 Total stockholders' equity                     128,173         (4,834)
                                                               --------       --------
                 Total liabilities and stockholders' equity    $315,952             --
                                                               ========       ========


See accompanying notes to the financial statements.

                           LEGENDS ENTERPRISES, INC.
                         (A Development Stage Company)

                            Statements of Operations


                                                                       Cumulative for the
                                                                            period from
                                                  Nine months ended        June 21, 1995
                                                    September 30,      (inception) through
                                                 2002          2001     September 30, 2002
                                              ----------    ----------  ------------------
Net sales                                     $       --            --                  --
Cost of sales                                         --            --                  --
                                              ----------    ----------  ------------------
           Gross profit                               --            --                  --

Operating expenses                                71,537         3,792              86,371

Other income (expense):
     Interest income                                 144            --                 144
                                              ----------    ----------  ------------------
           Net loss                           $  (71,393)       (3,792)            (86,227)
                                              ==========    ==========  ==================

Loss per common share:
        Basic and diluted                     $    (0.01)        (0.00)
                                              ==========    ==========

Weighted average common shares outstanding:
        Basic and diluted                      5,289,839     5,000,000
                                              ==========    ==========

See accompanying notes to the financial statements.

                           LEGENDS ENTERPRISES, INC.
                         (A Development Stage Company)

                            Statements of Operations
                                  (Unaudited)



                                                Three months ended
                                                   September 30,
                                                2002           2001
                                              ----------    ----------


Net sales                                     $       --            --
Cost of sales                                         --            --
                                              ----------    ----------
           Gross profit                               --            --

Operating expenses                                71,537           789

Other income (expense):
     Interest income                                 144            --
                                              ----------    ----------
           Net loss                           $  (71,393)         (789)
                                              ==========    ==========

Loss per common share:
        Basic and diluted                     $    (0.01)        (0.00)
                                              ==========    ==========

Weighted average common shares outstanding:
        Basic and diluted                      5,289,839     5,000,000
                                              ==========    ==========

See accompanying notes to the financial statements.

                           LEGENDS ENTERPRISES, INC.
                         (A Development Stage Company)

                            Statements of Cash Flows

                                                                                          Cumulative for
                                                                                          the period from
                                                                                           June 21, 1995
                                                                   Nine months ended        (inception)
                                                                     September 30,            through
                                                                   2002        2001      September 30, 2002
                                                                 --------    --------    ------------------
Cash flows from operating activities:
     Net loss                                                    $(71,393)     (3,792)              (86,227)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
            Cash provided by changes in:
               Prepaid expenses                                    (5,771)         --                (5,771)
               Inventory                                          (28,750)         --               (28,750)
               Accounts payable                                   (22,246)         --                22,246
               Accrued expenses                                    (4,834)     (4,708)                   --
               Due to related parties                                 533          --                   533
                                                                 --------    --------    ------------------
                     Net cash used in operating activities       (132,461)     (8,500)              (97,969)

Cash flows used by investing activities:
     Acquisition of property and equipment                         (6,000)         --                (6,000)
     Acquisition of licensing agreement                           (20,000)         --               (20,000)
     Acquisition of patents                                       (24,000)         --               (24,000)
                                                                 --------    --------    ------------------
                     Net cash used in investing activities        (50,000)         --               (50,000)

Cash flows from financing activities:
     Proceeds from the issuance of common stock                   200,000          --               200,500
     Capital contribution                                              --       8,500                 9,500
                                                                 --------    --------    ------------------
                     Net cash provided by financing activities    200,000       8,500               210,000
                                                                 --------    --------    ------------------
                     Net increase in cash and cash equivalents     17,539          --                62,031

Cash and cash equivalents -  beginning of period                       --          --                    --
                                                                 --------    --------    ------------------
Cash and cash equivalents - end of period                        $ 17,539          --                62,031
                                                                 ========    ========    ==================

Supplemental disclosure of cash flow information:
         Cash paid for interest                                  $     --          --                    --
                                                                 ========    ========    ==================

Non-cash activity:
     Purchase of assets from related  parties through
         the assumption of the related note payable
         and issuance of stock                                   $169,400          --              169,400
                                                                 ========    ========    =================

See accompanying notes to the financial statements.

                            LEGENDS ENTERPRISES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                    September 30, 2002 and December 31, 2001


(1)  Organization and Basis of Presentation

     Legends Enterprises, Inc. (a development stage company) (the "Company") was incorporated on June 21, 1995 in the state of Oregon under the name of "Legends Diagnostic, Inc." Effective August 17, 2000, the Company's articles of incorporation were amended to change the name to "Legends
     Enterprises, Inc." The Company was formed to engage in any lawful undertaking. Since inception, the Company has not generated any revenues.

     During the year ended December 31, 2000, the Company filed a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB, thereby registering its common stock under the Securities and Exchange Act of 1934, as amended ("34 Act").

     On September 16, 2002, the Company acquired certain assets from the Company's new President and Chief Executive Officer for the purpose of engaging in the business of manufacturing and selling microwave blood and fluid warmers.


(2)  Summary of Significant Accounting Policies

     (a)  Fixed Assets

          Fixed assets are stated at cost. Maintenance and repairs are expensed in the period incurred; major renewals and betterments are capitalized. When items of property are sold or retired, the related costs are removed from the accounts and any gain or loss is included in income. Upon commencement of the Company's operations, depreciation on equipment will be computed using the straight-line method over the estimated economic useful lives of 5 to 7 years.

     (b)  Intangible Assets

          Intangible assets consist of patented technology and licensing rights. Upon commencement of the Company's operations, the patented technology will be amortized over the estimated average remaining economic useful life of 10 years. The licensing rights will be amortized using the straight-line method over the same period of 10 years.

                            LEGENDS ENTERPRISES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements



(2)  Summary of Significant Accounting Policies, Continued

     (c)  Impairment of Long-lived Assets

          The Company routinely reviews the carrying value of its assets that should be considered for impairment. As part of this review, the Company compares the sum of the expected future cash flows with the carrying amounts of the assets. If impairments are indicated, the amount by which the carrying amount of the assets exceeded the fair value of the assets is recognized as an impairment loss.

     (d)  Use of Estimates

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

     (e)  Fair Value of Financial Instruments

          The carrying amounts reported in the balance sheets for cash and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for note payable approximates fair value after the discount for imputed interest.

     (g)  Income Taxes

          The Company accounts for income taxes under Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit was recognized due to the Company having losses from operations from June 21, 1995 (inception) through September 30, 2002.

                            LEGENDS ENTERPRISES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


(2)  Summary of Significant Accounting Policies, Continued

     (h)  Loss per Share

          The Company utilizes Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Statement No. 128 requires the presentation of basic an diluted loss per share on the face of the statement of operations.

          Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of September 30, 2002 and December 31, 2001. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses for all periods presented, and therefore, basic and diluted loss per share are the same.

     (i)  Recent Accounting Pronouncements

          In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144, which replaces Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. Statement No. 144 also broadens disposal transaction reporting related to discontinued operations. The Statement is effective for financial statements issued for years beginning after December 15, 2001. The Company adopted Statement No. 144 in fiscal 2002, resulting in no material effect on the financial statements.

          In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.


(3)  Going Concern Uncertainty

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, in the course of its development activities the Company has sustained losses and expects such losses to continue for the foreseeable future. As of September 30, 2002, the Company has an accumulated deficit of $86,227and current liabilities in excess of current assets of $6,102. Such matters raise substantial doubt about the Company's ability to continue as a going concern.

                            LEGENDS ENTERPRISES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


(3)  Going Concern Uncertainty, Continued

     The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing to complete its development stage and for its initial operations, initiate sale of its product, and attain profitable operations. Management is pursuing various sources of equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing or obtain financing on terms beneficial to the Company.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


(4)  Acquisition

     Effective September 16, 2002, the Company acquired certain assets, including, but not limited to, patents, licensing rights, proprietary rights, trade names, manufacturing rights, certain test equipment, design information and intellectual property all having to do with microwave blood and fluid warmer technologies, and blood viral inactivation research activities. The assets purchased include 150 blood and fluid warmers, which are used for, controlled microwave warming of infused blood and intravenous fluids, and which are also the foundation of a proposed blood viral inactivation system. The blood and fluid warmers are included in inventory in the accompanying balance sheet.

     In consideration for these assets, the Company authorized the issuance of 4,400,000 shares of its common stock, assumed a promissory note in the principal amount of $165,000, net of discount, and paid $50,000 in cash, resulting in a purchase price of $219,400. These assets were acquired from the Company's new President and Chief Executive Officer.


(5)  Intangible Assets

     Intangible assets consist of the following:

                                  September 30, 2002       December 31, 2001
                                  --------------------    --------------------

          Patents                 $            194,400             -
          Licensing rights                      19,000             -
                                  --------------------    --------------------
                                  $            213,400             -
                                  ====================    ====================

                            LEGENDS ENTERPRISES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


(7)  Notes Payable

     Legends Enterprises, Inc. has a noninterest bearing note payable to Meridian Medical Systems, LLC ("MMS"). However, to reflect the time value of money, the liability recorded in the financial statements reflects future payments discounted at an imputed interest rate of 6%, which was the Company's long-term borrowing rate at September 2002. The note is payable in quarterly installments of $22,000, beginning in December 2002 and ending in September 2004.

     Future note payments are as follows:

          Face amount                                    $      176,000
          Less unamortized discount                             (11,000)
                                                         --------------

          Note payable less discount                            165,000
          Less: current portion                                 (79,875)
                                                         --------------

          Long-term debt                                 $       85,125
                                                         ==============

     Payments are as follows:

                                           Principle         Discount
                                          -----------    --------------


                                 2003     $    79,875             8,125
                                 2004          85,125             2,875
                                          -----------    --------------
                                          $   165,000            11,000
                                          ===========    ==============

(8)  Capitalization

     Common Stock
     ------------

     The Company initially authorized and issued 500 shares of no par value common stock for $500. Effective August 17, 2000, the Company's Articles of Incorporation were amended to authorize 25,000,000 shares of no par value preferred stock and 100,000,000 shares of $0.001 par value common stock. Concurrent therewith, the Company's Board approved a 1,000 for 1 stock split of the Company's outstanding common stock resulting in 500,000 common shares outstanding. On September 16, 2002, the Company executed a 10:1 stock split to establish 5,000,000 shares of common stock outstanding. The Company's capital structure, weighted average common shares and loss per share information has been restated for all periods presented to give retroactive effect to the stock split.

                            LEGENDS ENTERPRISES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


(8)  Capitalization, Continued

     In September 2002, the Company issued 4,400,000 shares of common stock in connection with the acquisition of certain assets as described in Note 4.


(9)  Leases

     During 2002 the Company entered into a month-to-month operating lease for 1,725 square feet of storage space in Shirley, Massachusetts. Lease payments are $739 a month.


(10) Income Taxes

     At September 30, 2002, the Company had net operating loss carryforwards for income tax purposes of approximately $86,000 available as offsets against future taxable income. During 2002, the Company experienced changes in ownership that may subject the net operating loss carryforwards to limitation under Internal Revenue Code Section 382. The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes. Operating losses incurred after the ownership change are not limited. The operating losses incurred prior to the ownership change are limited to a specified dollar amount each year. The net operating loss carryforwards are expected to expire through 2022.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

                                     September 30, 2002     December 31, 2001
                                     --------------------  ------------------

          Deferred tax assets:
             Net operating loss      $             32,000               5,000
                                     --------------------  ------------------
                                                   32,000               5,000
          Less valuation allowance                (32,000)             (5,000)
                                     --------------------  ------------------
          Deferred tax liabilities                      -                   -
                                     --------------------  ------------------
             Net deferred tax asset  $                  -                   -
                                     ====================  ==================

     The net change in the valuation allowance was approximately $27,000.

                            LEGENDS ENTERPRISES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


(11) License Agreement

     On September 16, 2002, the Company entered into a license agreement with MMS, whereby MMS grants the exclusive worldwide rights to the Company to use the patents, technology, and know-how in connection with the manufacture, sale, and distribution of devices for controlled extracorporeal in-line microwave warming of infused blood and intravenous fluids. This agreement also allows the Company to grant further licenses to other parties. The term of this agreement is for a perpetual period, unless earlier terminated by MMS for failure by the Company to perform or observe in any material respect any term or condition and such failure continues unremedied for a period of thirty (30) days after written notice is received by the Company.


(12) Consulting Agreement

     On September  16,  2002,  the Company  entered  into an agreement  with the inventor of the controlled extracorporeal in-line microwave warming devices, for consulting services as the Company may request from time to time. The Company has agreed to compensate the inventor over a twenty-four month period in the amount of $1,000 per month.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LEGENDS ENTERPRISES, INC.
                                       (Registrant)

                                       Dated: November 11, 2002



                                       By:   s/C. Scott McCutcheon
                                          --------------------------------------
                                       Its:    Secretary/Treasurer
                                           -------------------------------------


                                 CERTIFICATIONS


We, John J. Mahoney and C. Scott McCutcheon certify that:

     1. We have reviewed this quarterly report on Form 10-QSB of Legends Enterprises, Inc. (the "Registrant" or the "Company");

     2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4.   We  are  responsible  for  establishing  and  maintaining   disclosure
          controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report my/our conclusions about the effectiveness of the disclosure controls and procedures based on my/our evaluation as of the Evaluation Date;

     5. We have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 11, 2002             s/John J. Mahoney
                                    --------------------------------------------
                                    John J. Mahoney, Chief Executive Officer


Dated:  November 11, 2002             s/C. Scott McCutcheon
                                    --------------------------------------------
                                    C. Scott McCutcheon, Chief Financial Officer